Form 10-K
period 2017-03-31
Nissan Auto Lease Trust 2015-A
filed 2017-06-28
CIK 1643660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Large Accelerated Filer: ☐                                                                                                            Accelerated Filer: ☐
Non-Accelerated Filer: ☒                                                                                                              Smaller reporting company: ☐
(Do not check if a smaller reporting company)
                                                                                                      Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.
Registrant has no common equity outstanding held by non-affiliates.
PART I
The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:
(A)	Item 1. Business.
(B)	Item 1A. Risk Factors.
(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.
Item 1B.                     Unresolved Staff Comments
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
Items 1115(b) of Regulation AB.  Certain Derivatives Instruments.
Nothing to report.
Item 1117 of Regulation AB.  Legal Proceedings.
The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following four paragraphs for purposes of compliance with Regulation AB.
As of June 30, 2016, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 97 issuances of automobile receivables-backed securities with an outstanding aggregate principal balance of approximately $36,343,100,000.
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

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
There can be no assurance as to the outcome of any of the litigations, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
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
The Servicing Assessment Report and the related Attestation Report completed with respect to the Indenture Trustee do not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(iii)—certain advances of funds were not made, reviewed and approved as specified in the transaction agreements for certain transactions within the assessed retail and lease contract servicing platform (the “Platform”).
Specifically, under the transaction agreements for the lease asset-backed securities transactions included in the Platform and subject to specified conditions, NMAC, as Servicer, is required to make advances with respect to the residual value of vehicles after the scheduled maturity of the related leases.  Due to an inaccuracy in the Servicer’s reporting system, residual value advances in the lease asset-backed securities transactions included in the Platform were not in all cases made on the required deposit dates.  As further described in the Servicing Assessment Report and the Attestation Report attached to this Form 10-K, this material instance of noncompliance may relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer.

NMAC has corrected the inaccuracy in its reporting system, and has confirmed that residual advances for subsequent periods have been calculated in accordance with the transaction agreements.  NMAC has concluded that the identified material instance of non-compliance did not result in any material adverse effect on noteholders or change the amount or timing of payments to noteholders.

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
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NISSAN AUTO LEASE TRUST 2015-A

By:	Nissan Motor Acceptance Corporation, as servicer

By:	By: /s/Mark Kaczynski
Mark Kaczynski
President and Chief Executive Officer (senior officer in charge of the servicing function)

Date:                          June 28, 2017

S-1

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